Form 10-KT
period 2003-12-31
MS STRUCTURED SATURNS SERIES 2001-3
filed 2004-03-30
CIK 1140542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __________

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from DECEMBER 1, 2003 to DECEMBER 31, 2003
                               ----------------    -----------------

                  COMMISSION FILE NUMBERS 001-16443, 333-64879
                                          --------------------


                            MS STRUCTURED ASSET CORP.
                                  ON BEHALF OF
                            SATURNS TRUST NO. 2001-3
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       13-4026700
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

    1585 BROADWAY, SECOND FLOOR
     NEW YORK, NEW YORK                                      10036
      ATTENTION: JOHN KEHOE                                (Zip Code)
 (Address of principal executive office)

Registrant's telephone number, including area code:      (212) 761-2520

           Securities registered pursuant to Section 12(b) of the Act:


     Title of Each Class               Name of Each Exchange On Which Registered
-------------------------------------  -----------------------------------------
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

SATURNS Trust No. 2001-3   (BellSouth Debenture-Backed )

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

         Not Applicable

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:

----------------------------------------------------------------------------------------------------------------------
 SATURNS Trust No.:        Closing Date              Payment Dates              Form 8-K Filing Dates (Not Trust
                                                                              Agreement Filings in connection with
                                                                                          Closing Date)


                                                                             For Transition Period from December 1,
                                                                                    2003 to December 31, 2003
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
      2001-3                 5/22/01               January 15 and July 15            None filed this period
----------------------------------------------------------------------------------------------------------------------

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

         Date:  March 30, 2004


                                                   MS STRUCTURED ASSET CORP.
                                                   (Registrant)



                                                   By: /s/ John Kehoe
                                                       -------------------------
                                                       Name:    John Kehoe
                                                       Title:   Vice President
                                                       Date:    March 30, 2004